Form 10-K
period 1998-12-31
CHASE MANHATTAN ACCEPTANCE CORP /DE/; CHASE MANHATTAN BANK USA
filed 1999-04-01
CIK 832329, 869090

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549
                                   ____________________

                                         FORM 10-K

                             FOR ANNUAL AND TRANSITION REPORTS
                          PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998
                           or
         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                          Commission file number: 333-64131


                       CHASE MANHATTAN ACCEPTANCE CORPORATION
                 (Issuer in respect of Chase Mortgage Finance Trust
            Multi-Class Mortgage Pass-Through Certificates, Series 1998-S5)
                               (the "Certificates")
                              ----------------------
                (Exact name of Registrant as specified in its charter)



          Delaware                                   13-3456395
 -------------------------------------     ---------------------------------
 (State or other jurisdiction of                  (I.R.S. Employer
 incorporation)                                   Identification No.

          343 Thornall Street
          Edison, New Jersey                          10043
 -------------------------------------     -------------------------------
 Address of principal executive                     (Zip Code)
 offices)

Registrant's telephone number, including area code:  (732) 205-0600

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:   NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.  Yes:  X   No: ____

     Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. NOT APPLICABLE

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405). NOT APPLICABLE.

     This Annual Report is filed pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, in the manner described in "no-action" letters submitted to the Office of Chief Counsel on behalf of the originators of comparable trusts and, in particular, the letter dated
May 24, 1988 issued to Chemical Mortgage Securities, Inc. (currently known as Chase Funding, Inc.) an affiliate of the registrant (the "Exemption Orders"). Accordingly, responses to certain items have been omitted from or modified in this Annual Report.

     The Certificates represents the entire beneficial ownership interest in a trust fund (the "Trust Fund") consisting, among other things, of a segregated pool of one- to four-family first-lien mortgage loans (the "Mortgage Loans").

   PART I


Item 1.           Business.

                  Omitted.

Item 2.           Properties.

                  Information regarding the mortgaged properties is included in the Annual Statement of Compliance filed under Item 8 and Item 14 hereof.

Item 3.           Legal Proceedings.

                  The registrant knows of no material pending legal proceedings with respect to the Trust Fund, involving the registrant, Trust
Fund, Citibank N.A. (the "Trustee") and Chase Manhattan Mortgage Corporation (the "Servicer"), other than ordinary routine litigation incidental to duties of the registrant, Trustee, or the Servicer under the pooling and servicing agreement for Series 1998-S5.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  No matter was submitted to a vote of Certificateholders during the fiscal year covered by this report.

  PART II


Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters.

                  (a)      1.       There is no established public market for
                                    the certificates.

                           2. As of December 31, 1998, there was 15 holders of record of the Certificates of the Trust.

                  (b)      To the  knowledge  of the  registrant,  there  are
                   no reported high and low bid quotations for any of the Certificates.

Item 6.           Selected Financial Data.

                  Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  Year 2000 Compliance

     Year 2000 efforts for Chase Manhattan Mortgage Corporation ("CMMC") are being coordinated, managed and monitored as part of the Year 2000 efforts of The Chase Manhattan Corporation (the "Corporation") by the Corporation's Year 2000 Enterprise Program Office (the "Program Office"). The Program Office reports directly to the Executive Committee of the Corporation and is responsible for the Corporation's Year 2000 remediation efforts, on a global basis, both technical and business-related. In addition, a Year 2000 Core Team (the "Core Team"), consisting of senior managers from internal audit, technology risk and control, financial management and control, the technology infrastructure division, legal and the Program Office, provides independent oversight of the process. The Core Team, which also reports directly to the Corporation's Executive Committee, is charged with identifying key risks and ensuring necessary management attention for timely resolution of project issues.

     The Corporation's Year 2000 Program continues to evolve. On January 1, 1999, the Corporation established a Year 2000 Business Risk Council, comprised of approximately 20 senior business leaders -- line managers, risk managers, and representatives of key staff functions -- to identify potential Year 2000 business risks, coordinate planning and readiness efforts, refine contingency plans for Year 2000, and establish a Year 2000 command center structure and rapid response teams.

     The Corporation's Year 2000 Program is tracked against well-defined milestones. The Corporation completed its inventory and assessment phases on schedule on September 30, 1997, identifying affected hardware and software, prioritizing tasks and establishing implementation plans. As of December 31, 1998, substantially all of the applications related to the mortgage loan operations of CMMC had been remediated.

     In addition, each of CMMC's third party service providers has been contacted to determine its Year 2000 readiness and establish a testing schedule. In many cases testing has begun and testing with all such third party service providers is scheduled throughout 1999. The Corporation also expects to continue to participate in tests organized by major industry and governmental infrastructure organizations as they are scheduled during the remainder of 1999.

     At September 30, 1998, the Corporation's estimate for Year 2000 remediation costs for 1997 - 1999 was approximately $363 million. None of these costs will be borne by the Trust.

     In its normal course of business, the Corporation manages many types of risk. The Corporation recognizes that the risks presented by Year 2000 are unique given the pervasive nature of the problem and the higher likelihood that Year 2000 risk may present itself in multiple, simultaneous impacts. Because of this, the Corporation has adjusted and will continue to adjust its risk management processes and contingency plans to take the most probable anticipated effects into account. In this regard, the Corporation has begun its event planning for the Year 2000 with the goal of preventing or mitigating potential disruptions. The Corporation's Year 2000 events planning includes creation of command centers; performance of dress rehearsals and simulation modeling for various possible business and operation risks; establishment of special rapid response technology teams; scheduling of availability of key personnel; additional training and testing activities; and the establishment of rapid decision processes.

     The Corporation's expectations for completion of its Year 2000 remediation and testing efforts, the anticipated costs to complete the project and the anticipated business, operational and financial risks to the Corporation, CMMC and the Trust are subject to a number of uncertainties. In particular, a large number of similar failures by account obligors, banks and other financial institutions or other participants in the national payments systems could also adversely affect the time of collections on the Mortgage Loans.

Item 8.           Financial Statements and Supplementary Data.

                  In accordance with the Exemption Orders, the Annual Statement of Compliance and the Annual Independent Accountant's Servicing Reports for the Certificates are included herein as Exhibits 99.1 and 99.2, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None.

  PART III


Item 10. Directors and Executive Officers of the Registrant.

                  Omitted.

Item 11. Executive Compensation.

                  Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

                  As of December 31, 1998, there were the following holders of record with more than 5% of each class of Series 1998-S5:

Title of Class    Name and Address on            Original Certificate    % Class
                  Holders of Record              Principal Balance

Class A-1        Cede & Co.                       $26,000,000               100%
                 55 Water Street
                 New York, NY 10005
Class A-2        Cede & Co.                       $3,413,903                100%
                 55 Water Street
                 New York, NY 10005
Class A-3        Cede & Co.                       $12,553,500               100%
                 55 Water Street
                 New York, NY 10005
Class A-4        Cede & Co.                       $141,000,000              100%
                 55 Water Street
                 New York, NY 10005
Class A-5        Cede & Co.                       $0                        100%
                 55 Water Street
                 New York, NY 10005
Class A-6        Cede & Co.                       $20,800,000               100%
                 55 Water Street
                 New York, NY 10005
Class A-P        Cede & Co.                       $457,673                  100%
                 55 Water Street
                 New York, NY 10005
Class A-R        ITW Residuals II Inc.            $100                      100%
                 3600 West Lake Avenue
                 Glenview, IL 60025
Class M          Credit Suisse/First Boston       $2,100,001                100%
                 5 World Trade Center, 7 Fl.
                 New York, NY 10049
Class B-1        Hare & Co.                       $1,365,001                100%
                 c/o The Bank of New York
                 P.O. Box 11203
                 New York, NY 10266
Class B-2        Credit Suisse/First Boston       $840,000                  100%
                 5 World Trade Center, 7 Fl.
                 New York, NY 10049

Item 13. Certain Relationships and Related Transactions.

                  Omitted.


               PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K.

                  (a) The following documents are filed as part of this Annual report on form 10-K:

                           99.1  Report  prepared  by  Servicer's
                                 certified  independent  accountant's
                                 concerning the Servicer's activities for the year ended December 31, 1998.

                           99.2 Servicer's Annual Statement of Compliance for the Series 1998-S5 dated December 31, 1998.

                  (b) Reports on Form 8-K during the last quarter of the prior calendar year.

                           Reports on Form 8-K dated as of September 25, 1998, October 25, 1998 and November 25, 1998 in response to Item 5 (other events) of Form 8-K were filed with respect to information contained in Distribution Date Statement for each Series (to the extent such Series had a distribution in the related month) delivered for the Distribution Date occurring in September, October and November, 1998, respectively.

                  (c), (d) Omitted.


            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               CHASE MANHATTAN                              (Registrant)
               ACCEPTANCE CORPORATION

               By: /s/Luke S. Hayden
                 Name: Luke S. Hayden
                 Title: Chief Executive Officer



Date:             March 30, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:    March 30, 1999           By:      /s/ Luke S. Hayden
                                  Name:    Luke S. Hayden
                                  Title:   (Chairman)
                                           Chief Executive Officer



Date:    March 30, 1999           By:      /s/ Samuel H. Cooper
                                  Name:    Samuel H. Cooper
                                  Title:   (Director)
                                           Executive Vice President and
                                           Chief Operating Officer



Date:    March 30, 1999           By:      /s/ Michael D. Katz
                                  Name:    Michael D. Katz
                                  Title:   Director



Date:    March 30, 1999           By:      Stephen Fortunato
                                  Name:    Stephen Fortunato
                                  Title:   Treasurer
                                           (Chief Financial Officer)


SUPPLEMENTAL  INFORMATION  TO BE  FURNISHED  WITH  REPORTS  FILED  PURSUANT  TO
SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.

                    INDEX TO EXHIBITS


                   99.1 Report prepared by Servicer's certified independent accountant's concerning the Servicer's activities for the year ended December 31, 1998.

                   99.2 Servicer's Annual Statement of Compliance for the Series 1998-S5 dated December 31, 1998.

                                                                  Exhibit 99.1

PricewaterhouseCoopers

______________________________________________________________________________
                      Report of Independent Accountants

                                                     PricewaterhouseCoopers LLP
                                                     650 Third Avenue South
                                                     Park Building
                                                     Suite 1300
                                                     Minneapolis, MN 55402-4333
                                                     Telephone (612) 596-6000
                                                     Facsimile  (612) 373-7160
To the Board of Directors and Stockholder of Chase Manhattan Mortgage corporation:


We have examined management's assertion about Chase Manhattan Mortgage Corporation's (the "Company") compliance with the minimum servicing standards ("standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 1998 included in the accompanying management assertion (see Exhibit I). The Company performs loan subservicing functions for the residential loan servicing portfolio of Chemical Mortgage Company. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the company's compliance with the standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the standards.

In our opinion, management's assertion that the Company complied with the aforementioned standards as of and for the year ended December 31,1998 is fairly stated, in all material respects.


PricewaterhouseCoopers LLP

                                                           [GRAPHIC OMITTED]


Chase Manhattan Mortgage Corporation
3415 Vision Drive
Columbus OH  43219

                                                                    Exhibit I


                     Management's Assertion Concerning Compliance
                        with USAP Minimum Servicing Standards


March 5, 1999

As of and for the year ended December 31, 1998, Chase Manhattan Mortgage Corporation ("CMMC') and Chase Mortgage Company ("CMC") and their subsidiaries (collectively, the "Group") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As noted in our assertion dated March 26, 1998, certain CMMC's custodial accounts and related bank clearing accounts were not being consistently reconciled within 45 days. In addition, a significant number and dollar amount of reconciling items documented on the reconciliations were not being resolved within 90 days after identification. These instances of noncompliance have been remedied and procedural and operational enhancements have been implemented during 1998 and reconciliations since this time have been completed within the 45 day minimum standard with reconciling items being resolved within 90 days of identification.

As of and for this same period, the Group had in effect fidelity bond and errors and omissions policy in the amounts of $250,000,000 and $25,000,000 respectively.





 /s/ Thomas Jacobs
     Thomas Jacob
     Chief Executive Officer





 /s/ Patrick Coon
     Patrick Coon
     Executive Vice President of Servicing

Chase Manhattan Mortgage Corporation
March 5, 1999
Page 2

 /s/ Glenn Mouridy
     Glenn Mouridy
     Executive Vice President and Chief Financial Officer



 /s/ Lucy Gambino
     Lucy Gambino
     Vice President of Risk Management

                                                                    Exhibit 99.2

Chase Manhattan Mortgage Corporation
3415 Vision Drive
Columbus, OH  43219
1-800-848-9136 Customer Service
1-800-582-0542 TDD / Text Telephone


                       OFFICER'S CERTIFICATE
                 CHASE MANHATTAN MORTGAGE CORPORATION
               MORTGAGE PASS THROUGH CERTIFICATE 1998-S5


Pursuant to Section 5.25 of the Pooling and Servicing Agreement between Chase Mortgage Finance Corporation, Depositor, Chase Manhattan Mortgage Corporation, Servicer and Citibank N.A., Trustee. Chase Manhattan Mortgage Corporation hereby provides the following Officers' Certificate:

(i) A review of the activities of the Master Servicer during the preceding calendar year and of performance under the related Pooling and Servicing Agreement has been made; and

(ii) to the best of such servicing Officer's knowledge, based on such review, the Servicer has performed and fulfilled its duties, responsibilities and obligations under this Agreement in all material respects throughout such year, or, if there has been a default in the fulfillment of any such duties, responsibilities or obligations, specifying each such default known to such Servicing Officer and the nature and status thereof.



/s/  Lucy P. Gambino                            /s/  Susan Christman
Lucy P. Gambino                                      Susan Christman
Vice President                                       Assistant Treasurer



Certified March 12, 1999